Form 10-K
period 2007-12-31
Bear Stearns ARM Trust 2007-1
filed 2008-03-31
CIK 1389021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-132232-32

      Bear Stearns ARM Trust 2007-1
      (exact name of issuing entity as specified in its charter)

      Structured Asset Mortgage Investments II Inc.
      (exact name of the depositor as specified in its charter)

      EMC Mortgage Corporation
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199139
  (State or other jurisdiction of         54-2199140
  incorporation or organization)          54-2199141
                                          (I.R.S. Employer Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
  (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  See Item 15 (Part IV).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The following updates disclosure which originally provided in connection with the Form 424B5 filed 3/1/2007 by the trust, SEC Accession No.
0000882377-07-000615.

The sponsor has received a civil investigative demand (CID), from the Federal Trade Commission (FTC), seeking documents and data relating to the sponsor's business and servicing practices. The CID was issued pursuant to a December 8, 2005 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders, loan servicers and loan brokers to determine whether there have been violations of certain consumer protections laws. The sponsor is cooperating with the FTC's inquiry.

On March 10, 2008, EMC received notice from the Staff of the FTC that the Staff believed EMC and its parent, The Bear Stearns Companies, Inc. had violated a number of Federal consumer protection statutes in connection with its servicing activities. With the notice, the Staff delivered a draft complaint and draft consent order seeking certain injunctive relief regarding business practices and unspecified monetary redress. The Staff also indicated that it had been authorized to offer an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint. EMC expects to engage in such discussions with the Staff.


RODRIGUEZ v. EMC Mortgage Corporation and The Bear Stearns Companies

This purported class action is pending in U. S. District Court for the District of Connecticut. The case was filed in December 2007. It seeks certification of a class made up of African-American and Hispanic borrowers who had a non-prime loan serviced by EMC and who were subjected to allegedly improper servicing practices, including imposition of unwarranted fees, pyramiding of late fees, unjustified forced-placing of insurance, failure to properly apply payments, improper reporting of derogatory credit information, and failure to properly administer escrow accounts. EMC and Bear Stearns have filed motions to dismiss and to strike.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated March 1, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii). As of January 1, 2008, Assurant, Inc. has implemented practices and procedures to capture the information necessary to assess compliance with
Section 1122(d)(4)(xii).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated February 1, 2007, among Structured Asset Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as seller and master servicer, Wells Fargo Bank, N.A. as securities administrator, and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.1) Agreement, dated February 27, 2007, between Bear, Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor, relating to the Underwriting Agreement, dated February 26, 2007, between Bear, Stearns & Co. Inc., as underwriter Structured Asset Mortgage Investments II Inc., as depositor (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Custodial Agreement dated February 28, 2007, by and among Citibank, N. A as trustee, Structured Asset Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as seller and master servicer, Wells Fargo Bank, National Association, as securities administrator and custodian (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.3) Custodial Agreement dated February 28, 2007, by and among Citibank, N. A as trustee, Structured Asset Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as seller and master servicer, Wells Fargo Bank, National Association, as securities administrator and Treasury Bank, a division of Countrywide Bank, N.A., as custodian (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.4) Seller's Warranties and Servicing Agreement dated September 1, 2002, between EMC Mortgage Corporation, as purchaser, and Countrywide Home Loans, Inc., as seller and servicer (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.5) Amended and Restated Purchase, Warranties and Servicing Agreement, dated September 1, 2005, between EMC Mortgage Corporation and HSBC Mortgage Corporation (USA) (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.6) Purchase, Warranties and Servicing Agreement, dated February 1, 2006 between EMC Mortgage Corporation, as purchaser, and Mid America Bank, FSB (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.7) Amended and Restated Master Seller's Warranties and Servicing Agreement dated November 1, 2005, between EMC Mortgage Corporation, as purchaser, and Wells Fargo Bank, N.A., as seller and servicer (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.8) Assignment, Assumption and Recognition Agreement dated February 28, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A., as trustee and Countrywide Home Loans Servicing LP (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.9) Assignment, Assumption and Recognition Agreement dated February 28, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A, as trustee and HSBC Mortgage Corporation (USA) (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.10) Amendment No. 1 dated October 19, 2007 to the Assignment, Assumption and Recognition Agreement, dated February 28, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A., as trustee, and HSBC Mortgage Corporation (USA) (As previously filed on Form 8-K filed on October 22, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.11) Assignment, Assumption and Recognition Agreement dated February 28, 2007, among EMC Mortgage Corporation, as, assignor, Citibank, N.A., as trustee and Mid America Bank, fsb (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.12) Amendment No. 1 October 19 2007, to the Assignment, Assumption and Recognition Agreement dated February 28, 2007 by and among EMC Mortgage Corporation , as assignor, Citibank, N.A., as trustee and Mid America Bank, fsb (As previously filed on Form 8-K filed on October 22, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.13) Assignment and Assumption and Recognition Agreement dated February 28, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A., as trustee, and Wells Fargo Bank, N.A. as (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.14) Mortgage Loan Purchase Agreement dated February 28, 2007, by and between EMC Mortgage Corporation and Structured Asset Mortgage Investments II Inc. (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Countrywide Home Loans Servicing LP as Servicer
    33.2 EMC Mortgage Corporation as Master Servicer
    33.3 Treasury Bank, a division of Countrywide Bank, N.A. as Custodian
    33.4 Wells Fargo Bank, N.A. as Servicer
    33.5 Wells Fargo Bank, N.A. as Securities Administrator
    33.6 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Countrywide Home Loans Servicing LP as Servicer
    34.2 EMC Mortgage Corporation as Master Servicer
    34.3 Treasury Bank, a division of Countrywide Bank, N.A. as Custodian
    34.4 Wells Fargo Bank, N.A. as Servicer
    34.5 Wells Fargo Bank, N.A. as Securities Administrator
    34.6 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 EMC Mortgage Corporation as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Servicer
    35.4 Wells Fargo Bank, N.A. as Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Bear Stearns ARM Trust 2007-1
   (Issuing Entity)

   EMC Mortgage Corporation
   (Master Servicer)

   /s/ Jenna L. Kemp
   Jenna L. Kemp, Executive Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated February 1, 2007, among
    Structured Asset Mortgage Investments II Inc., as depositor, EMC Mortgage Corporation, as seller and master servicer, Wells Fargo Bank, N.A. as securities administrator, and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.1) Agreement, dated February 27, 2007, between Bear, Stearns & Co. Inc., as underwriter and Structured Asset Mortgage Investments II Inc., as depositor, relating to the Underwriting Agreement, dated February 26, 2007, between Bear, Stearns & Co. Inc., as underwriter Structured Asset Mortgage Investments II Inc., as depositor (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.2) Custodial Agreement dated February 28, 2007, by and among Citibank, N.A as trustee, Structured Asset Mortgage Investments II Inc., as depositor,
    EMC Mortgage Corporation, as seller and master servicer, Wells Fargo Bank, National Association, as securities administrator and custodian (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.3) Custodial Agreement dated February 28, 2007, by and among Citibank, N.A as trustee, Structured Asset Mortgage Investments II Inc., as depositor,
    EMC Mortgage Corporation, as seller and master servicer, Wells Fargo Bank, National Association, as securities administrator and Treasury Bank, a division of Countrywide Bank, N.A., as custodian (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.4) Seller's Warranties and Servicing Agreement dated September 1, 2002, between EMC Mortgage Corporation, as purchaser, and Countrywide Home Loans, Inc., as seller and servicer (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.5) Amended and Restated Purchase, Warranties and Servicing Agreement, dated September 1, 2005, between EMC Mortgage Corporation and HSBC Mortgage Corporation (USA) (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.6) Purchase, Warranties and Servicing Agreement, dated February 1, 2006 between EMC Mortgage Corporation, as purchaser, and Mid America Bank, FSB (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.7) Amended and Restated Master Seller's Warranties and Servicing Agreement dated November 1, 2005, between EMC Mortgage Corporation, as purchaser, and Wells Fargo Bank, N.A., as seller and servicer (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.8) Assignment, Assumption and Recognition Agreement dated February 28, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A., as trustee and Countrywide Home Loans Servicing LP (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.9) Assignment, Assumption and Recognition Agreement dated February 28, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A, as trustee and HSBC Mortgage Corporation (USA) (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.10) Amendment No. 1 dated October 19, 2007 to the Assignment, Assumption and Recognition Agreement, dated February 28, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A., as trustee, and HSBC Mortgage Corporation (USA) (As previously filed on Form 8-K filed on October 22, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.11) Assignment, Assumption and Recognition Agreement dated February 28, 2007, among EMC Mortgage Corporation, as, assignor, Citibank, N.A., as trustee and Mid America Bank, fsb (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.12) Amendment No. 1 October 19 2007, to the Assignment, Assumption and Recognition Agreement dated February 28, 2007 by and among EMC Mortgage Corporation , as assignor, Citibank, N.A., as trustee and Mid America Bank, fsb (As previously filed on Form 8-K filed on October 22, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.13) Assignment and Assumption and Recognition Agreement dated February 28, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A., as trustee, and Wells Fargo Bank, N.A. as (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.14) Mortgage Loan Purchase Agreement dated February 28, 2007, by and between EMC Mortgage Corporation and Structured Asset Mortgage Investments II Inc. (As previously filed on Form 8-K filed on May 24, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Countrywide Home Loans Servicing LP as Servicer
    33.2 EMC Mortgage Corporation as Master Servicer
    33.3 Treasury Bank, a division of Countrywide Bank, N.A. as Custodian
    33.4 Wells Fargo Bank, N.A. as Servicer
    33.5 Wells Fargo Bank, N.A. as Securities Administrator
    33.6 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Countrywide Home Loans Servicing LP as Servicer
    34.2 EMC Mortgage Corporation as Master Servicer
    34.3 Treasury Bank, a division of Countrywide Bank, N.A. as Custodian
    34.4 Wells Fargo Bank, N.A. as Servicer
    34.5 Wells Fargo Bank, N.A. as Securities Administrator
    34.6 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 EMC Mortgage Corporation as Master Servicer
    35.3 Wells Fargo Bank, N.A. as Servicer
    35.4 Wells Fargo Bank, N.A. as Securities Administrator
